Form 10-K
period 1996-12-31
AMERICAN EXPRESS RECEIVABLES FINANCING CORP
filed 1997-03-31
CIK 887617

===============================================================================
                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549


                                 FORM 10-K



               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1996

                                   OR
           [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from __________ to __________

           Commission File Nos.  33-47812; 33-49106; 33-67502; 33-81634

                        American Express Master Trust
                           (Issuer of Certificates)

               American Express Receivables Financing Corporation
                    Originator of the Trust and Transferor
              (Exact name of registrant as specified in its charter)


           Delaware                                        13-3632012
 ---------------------------                               ----------------
(State or other jurisdiction                               (IRS Employer
  of incorporation)                                      Identification No.)

     200 Vesey Street
 World Financial Center
  New York, New York                                           10285
--------------------------                                     -----
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (212) 640-5582

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: 6.05% Class A Accounts Receivable Trust Certificates, Series 1992-1, the 6.60% Class A Accounts Receivable Trust Certificates, Series 1992-2, the 5.375% Class A Accounts Receivable Trust Certificates, Series 1993-1, the 7.15% Class A Accounts Receivable Trust Certificates, Series 1994-1, the 7.60% Class A Accounts Receivable Trust Certificates, Series 1994-2 and the 7.85% Class A Accounts Receivable Trust Certificates, Series 1994-3, the Class A Floating Rate Accounts Receivable Trust Certificates, Series 1996-1 and the Class A Floating Rate Accounts Receivable Trust Certificates, Series 1996-2

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not applicable.

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

             Documents Incorporated By Reference:  NONE

===============================================================================

                                     PART I

Item 1.  Business.

     The American Express Master Trust (the "Trust") was formed pursuant to a Master Pooling and Servicing Agreement (the "Agreement"), dated as of June 30, 1992, as amended and supplemented from time to time, among American Express Receivables Financing Corporation, as Transferor, American Express Travel Related Services Company, Inc., as servicer (the "Servicer"), and The Bank of New York, as trustee (the "Trustee"). American Express Receivables Financing Corporation ("RFC"), a Delaware corporation, is a wholly owned subsidiary of American Express Travel Related Services Company, Inc. ("TRS"). It was incorporated on July 30, 1991. Its principal executive office is located at 200 Vesey Street, World Financial Center, New York, New York. TRS is a wholly owned subsidiary of American Express Company. It was incorporated in the State of New York on May 3, 1982 and its principal executive offices are located at 200 Vesey Street, World Financial Center, New York, New York.

     The Trust was formed for the purpose of acquiring and holding the Trust Assets (defined below) and from time to time issuing asset-backed certificates (the "Certificates") under the Agreement and one or more supplements thereto (each, a "Supplement"), including issuing and selling certain Certificates to
investors in underwritten public offerings ("Investor Certificates").   Each
Certificate represents an undivided interest in the Trust and the right to receive payments of interest at a specified rate and payments of principal at certain times during the term of the Trust. Each series of Investor Certificates (each, a "Series") will have its own Supplement to govern the individual terms and allocations applicable to such Series.

     The property of the Trust (the "Trust Assets") includes a portfolio of receivables (the "Receivables") generated from time to time in a portfolio of American Express-R Card, American Express-R Gold Card and Platinum-R Card accounts (collectively, the "Accounts") owned by TRS, all monies due or to become due in payment of the Receivables, all proceeds of such Receivables and any Series Enhancement provided for any particular Series or class of Certificates. "Series Enhancement" may include, with respect to any Series or class of Certificates, the subordination of one or more classes or Series of Certificates to one or more other classes or Series of Certificates, a letter of credit, a cash collateral guaranty, a cash collateral account, a surety bond, a collateral interest, a spread account, a guaranteed rate agreement, a maturity liquidity facility, a tax protection agreement or an insurance policy. The Certificates do not represent obligations of or interests in RFC or TRS.

     TRS does not act as a guarantor with respect to any payments on the Certificates, and neither the Trustee nor the holders of the Certificates will have general recourse against any of TRS or RFC or their respective assets. Instead, the Trustee's and the Certificateholders' only recourse in any action seeking to collect amounts owing under the Certificates will be against, and limited to, the Trust Assets.

     The Agreement governs the allocation of collections in respect of the Receivables. Payments received on the Trust's Assets are allocated among the different Series (and within a Series among the different classes of Certificates within a Series) and the interest of RFC, as transferor, all as set forth in the Agreement and Supplements.

     The Trust does not engage in any business activity other than acquiring and holding the Trust Assets, issuing Certificates, making payments thereon and related activities. Pursuant to the Agreement, the Trustee will hold the Trust Assets in trust for the benefit of the holders of the Certificates, and TRS or any successor Servicer, as the Servicer, will be responsible for the administration and servicing of the Receivables. The Trust has issued eight Series of Certificates.

     Information concerning the performance of the Trust Assets for each monthly due period of the Trust is contained in monthly Servicer's reports provided to the Trustee and filed monthly on Forms 8-K, and information concerning distributions made on the Investor Certificates is contained in payment date statements prepared by the Servicer and also filed on Forms 8-K. The Servicer has prepared a report that sets forth, with respect to certain of the items reported on monthly in the monthly Servicer's reports, the aggregate amount of such items for the full year 1996 or, as applicable, the amount of such items as at December 31, 1996. This annual report is filed herewith as
Exhibit 99.3.

Item 2.  Properties.

     See Exhibit 99.3.

Item 3.  Legal Proceedings.

     The registrant knows of no material pending legal proceedings with respect to the Trust, involving the Trust, the Trust Assets, RFC, the Trustee or TRS, exclusive of ordinary routine litigation incidental to the duties of TRS, RFC or the Servicer under the Agreement.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.


                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     (a) To the best knowledge of the registrant, there is no established public trading market for the Certificates.

     (b) The Investor Certificates, representing investors' interests in the Trust, are represented by certificates registered in the name of Cede & Co. the nominee of The Depository Trust Company ("DTC").

     (c)    Not applicable.

Item 6.  Selected Financial Data.

     Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not applicable.

Item 8.  Financial Statements and Supplementary Data.

     See Exhibit 99.3.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


                               PART III

Item 10. Directors and Executive Officers of the Registrant.

     Not applicable.

Item 11. Executive Compensation.

     Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     (a) The Investor Certificates were delivered in book-entry form through the facilities of DTC. As a consequence, the sole registered holder of Investor Certificates is Cede & Co., the nominee of DTC. An investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in limited circumstances. Cede & Co. holds the Investor Certificates on behalf of brokers, dealers, banks and other direct participants in the DTC system. DTC participants may own Investor Certificates for their own account or hold them for the accounts of their customers. As of January 29, 1997, the following direct DTC participants held positions in Investor Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Investor Certificates of the relevant class of each Series outstanding on that date:


                      Name                    Principal Amount   Percent of
                                               of Certificates     Series

Class A Accounts
Receivable Trust
 Certificates,
 Series 1992-1:
                   Bank of New York               $ 80,610,000    16.12%
                   Bankers Trust Company          $ 50,700,000    10.14%
                   Chase Manhattan Bank           $139,681,000    27.94%
                   Citicorp Services, Inc.        $ 63,109,000    12.62%
                   Prudential Securities          $ 25,400,000     5.08%
                     Incorporated

Class A Accounts
Receivable Trust
 Certificates,
 Series 1992-2:
                   Bankers Trust Company          $101,369,000    20.27%
                   Central Fidelity Bank, N.A.    $ 25,000,000     5.00%
                   Chase Manhattan Bank           $ 95,425,000    19.09%
                   Chase Manhattan Bank/Chemical  $ 53,259,000    10.65%
                   Chase Manhattan Bank, Trust    $ 53,100,000    10.62%


Class A Accounts
Receivable Trust
 Certificates,
 Series 1993-1:
                   Bankers Trust Company          $132,788,418    22.13%
                   Chase Manhattan Bank           $113,526,582    18.92%
                   Chase Manhattan Bank/ Chemical $ 42,970,000     7.16%
                   Citicorp Services, Inc.        $ 63,768,000    10.63%


Class A Accounts
Receivable Trust
 Certificates,
 Series 1994-1:
                   Bankers Trust Company          $ 36,765,000    12.26%
                   Boston Safe Deposit &          $ 32,170,000    10.72%
                    Trust Company
                   Chase Manhattan Bank           $102,750,000    34.25%
                   Chase Manhattan Bank/Chemical  $ 19,615,000     6.54%
                   Citicorp Services, Inc.        $ 21,650,000     7.22%
                   Corestates Bank N.A.           $ 15,335,000     5.11%


Class A Accounts
Receivable Trust
 Certificates,
 Series 1994-2:
                   Bank of  New York              $ 26,630,000     8.88%
                   Bankers Trust Company          $ 39,500,000    13.17%
                   Chase Manhattan Bank           $ 15,800,000     5.27%
                   Citicorp Services, Inc.        $ 89,000,000    29.67%
                   Corestates Bank N.A.           $ 19,750,000     6.58%
                   SSB-Custodian                  $ 29,535,000     9.85%


Class A Accounts
Receivable Trust
 Certificates,
 Series 1994-3:
                   Bank of New York               $ 23,000,000     7.67%
                   Bankers Trust Company          $ 22,415,000     7.47%
                   Chase Manhattan Bank           $ 44,000,000    14.67%
                   Chase Manhattan Bank/Chemical  $ 23,000,000     7.67%
                   Fifth Third Bank/State         $ 30,000,000    10.00%
                     Teachers Retirement of
                     Ohio Investment Research

                   Investors Fiduciary Trust      $ 29,000,000     9.67%
                     Company/SSB
                   Morgan Stanley Trust Company   $ 16,700,000     5.57%
                   Nations Bank of Texas N.A.     $ 20,550,000     6.85%
                   SSB-Custodian                  $ 19,750,000     6.58%

Class A Floating
 Rate Accounts
Receivable Trust
  Certificates,
  Series 1996-1:
                   Bank of New York               $192,590,000    20.27%
                   Bankers Trust Company          $ 55,000,000     5.79%
                   Chase Manhattan Bank           $231,410,000    24.36%
                   Citicorp Services, Inc.        $206,000,000    21.68%
                   First National Bank of Chicago $104,000,000    10.95%

Class A Floating
 Rate Accounts
Receivable Trust
 Certificates,
 Series 1996-2:
                   Bank of New York               $ 89,000,000    29.67%
                   Bankers Trust Company          $ 22,900,000     7.63%
                   Commerzbank Capital Market     $ 45,000,000    15.00%
                    Corp.
                   Chase Manhattan Bank           $ 17,250,000     5.75%
                   Citicorp Services, Inc.        $ 37,930,000    12.64%
                   Swiss Bank Corporation,        $ 25,000,000     8.33%
                    NY Branch

     The address of each of the above participants is:

     c/o The Depository Trust Company
     55 Water Street
     New York, NY  10041

     (b)  Not applicable.

     (c)  Not applicable.

Item 13.  Certain Relationships and Related Transactions.

     The Bank of New York acts as Trustee under the Agreement.


                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Financial Statements:

     1.   Annual Servicing Statement Delivered to the Trustee (filed as
          Exhibit 99.1).

     2. Annual Accountant's Report of Ernst & Young LLP (filed as Exhibit 99.2).

     3. Annual Report containing Aggregated Information for the Fiscal Year (filed as Exhibit 99.3).

(b)  Reports on Form 8-K:

     The Trust has filed the following reports on Form 8-K for the monthly due periods occurring since January 1, 1996:

     1. Form 8-K, dated February 11, 1996, attaching the Monthly Servicer's Certificate for the due period January 1, 1996 through January 31, 1996.

     2. Form 8-K, dated March 11, 1996, attaching the Monthly Servicer's Certificate for the due period February 1, 1996 through February 28, 1996.

     3. Form 8-K, dated April 15, 1996, attaching the Monthly Servicer's Certificate for the due period March 1, 1996 through March 31, 1996.

     4. Form 8-K, dated May 8, 1996, attaching the Monthly Servicer's Certificate for the due period April 1, 1996 through April 30, 1996.

     5. Form 8-K, dated June 7, 1996, attaching the Monthly Servicer's Certificate for the due period May 1, 1996 through May 31, 1996.

     6. Form 8-K, dated July 8, 1996, attaching the Monthly Servicer's Certificate for the due period June 1, 1996 through June 30, 1996.

     7. Form 8-K, dated August 8, 1996, attaching the Monthly Servicer's Certificate for the due period July 1, 1996 through July 31, 1996.

     8. Form 8-K, dated September 9, 1996, attaching the Monthly Servicer's Certificate for the due period August 1, 1996 through August 31, 1996.

     9. Form 8-K, dated October 8, 1996, attaching the Monthly Servicer's Certificate for the due period September 1, 1996 through September 30, 1996.

     10. Form 8-K, dated November 11, 1996, attaching the Monthly Servicer's Certificate for the due period October 1, 1996 through October 31, 1996.

     11. Form 8-K, dated December 9, 1996, attaching the Monthly Servicer's Certificate for the due period November 1, 1996 through November 30, 1996.

     12. Form 8-K, dated January 7, 1997, attaching the Monthly Servicer's Certificate for the due period December 1, 1996 through December 31, 1996.

     13. Form 8-K, dated February 18, 1997, attaching the Monthly Servicer's Certificate for the due period January 1, 1997 through January 31, 1997.

     14. Form 8-K, dated March 17, 1997, attaching the Monthly Servicer's Certificate for the due period February 1, 1997 through February 27, 1997.

(c)  Exhibits:

     4.1 Master Pooling and Servicing Agreement, dated as of June 30, 1992, among American Express Receivables Financing Corporation, as Transferor, American Express Travel Related Services Company, Inc. as Servicer, and The Bank of New York as Trustee (incorporated by reference to Exhibit 1 of Form 8-K of the registrant dated August 3, 1992 (File No. 33-49106)).

     4.2 Series 1992-1 Supplement, dated as of, August 3, 1992, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 2 of Form 8-K of the registrant dated August 3, 1992 (File No. 33-49106)).

     4.3 Series 1992-2 Supplement, dated as of August 3, 1992, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 2 of Form 8-K of the registrant dated August 3, 1992 (File No. 33-47812)).

     4.4 Series 1993-1 Supplement, dated as of September 1, 1993, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 2 of Form 8-K of the registrant dated September 22, 1993 (File No. 33-47812)).

     4.5 Series 1994-1 Supplement, dated as of September 1, 1994, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 5 of Form 8-K of the registrant dated September 12, 1994 (File No. 33-47812)).

     4.6 Series 1994-2 Supplement, dated as of September 1, 1994, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 6 of Form 8-K of the registrant dated September 12, 1994 (File No. 33-47812)).

     4.7 Series 1994-3 Supplement, dated as of September 1, 1994, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 7 of Form 8-K of the registrant dated September 12, 1994 (File No. 33-47812)).

     4.8 Series 1996-1 Supplement, dated as of September 18, 1996, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 20.1 of Form 8-K of the registrant dated September 18, 1996 (File No. 33-47812)).


     4.9 Series 1996-2 Supplement, dated as of September 18, 1996, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 20.2 of Form 8-K of the registrant dated September 18, 1996 (File No. 33-47812)).

     10.1 Receivable Purchase Agreement, dated as of June 30, 1992, between American Express Receivables Financing Corporation, as purchaser, and American Express Travel Related Services Company, Inc., as seller (incorporated by reference to exhibit 4(b) to the Registration Statement filed on behalf of American Express Master Trust, Series 1992-1 (File No. 33-47812)).

     24   Power of Attorney.

     99.1 Annual Servicing Statement Delivered to the Trustee.

     99.2 Annual Accountant's Report of Ernst & Young LLP.

     99.3 Annual Report Containing Aggregated Information for the Fiscal
          Year.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             AMERICAN EXPRESS MASTER TRUST


                                             By: /s/ Leslie R. Scharfstein
                                                --------------------------
                                             Name: Leslie R. Scharfstein
                                             Title:   Vice President of
                                             AMERICAN EXPRESS RECEIVABLES
                                             FINANCING CORPORATION,
                                             ORIGINATOR OF THE AMERICAN
                                             EXPRESS MASTER TRUST


     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated.

           Signature                                      Title
           ---------                                      -----
              *
_____________________________                  Director and President
Vincent P. Lisanke                             (Principal Executive Officer)

              *
______________________________                 Director
John J. P. McDonnell

              *
______________________________                 Director
Jay B. Stevelman

              *
______________________________                 Vice President and Treasurer
John D. Koslow                                 (Principal Finance Officer and
                                               Principal Accounting Officer)



*By: /s/ Leslie R. Scharfstein
    --------------------------
    Leslie R. Scharfstein
    Attorney-in-Fact


Dated:  March 31, 1997

                             EXHIBIT INDEX
                             -------------

     The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference (* indicates exhibits electronically filed herewith).

Description                                                   Page

4.1 Master Pooling and Servicing Agreement, dated as of June 30, 1992, among American Express Receivables Financing Corporation, as Transferor, American Express Travel Related Services Company, Inc.
          as Servicer, and The Bank of New York as Trustee (incorporated by reference to Exhibit 1 of Form 8-K of the registrant dated August 3, 1992
          (File No. 33-49106)).

4.2       Series 1992-1 Supplement, dated as of, August 3,
          1992, to Master Pooling and  Servicing Agreement
          (incorporated by reference to Exhibit 2 of Form 8-K of the registrant dated August 3, 1992
          (File No. 33-49106)).

4.3       Series 1992-2 Supplement, dated as of August 3,
          1992, to Master Pooling and Servicing Agreement
          (incorporated by reference to Exhibit 2 of Form 8-K of the registrant dated August 3, 1992
          (File  No. 33-47812)).

4.4       Series 1993-1 Supplement, dated as of  September 1,
          1993, to Master Pooling and Servicing Agreement
          (incorporated by reference to Exhibit 2 of Form 8-K of the registrant dated September 22, 1993
          (File No. 33-47812)).

4.5       Series 1994-1 Supplement, dated as of September 1,
          1994, to Master Pooling and Servicing Agreement
          (incorporated by reference to Exhibit 5 of Form 8-K of the registrant dated September 12, 1994
          (File No. 33-47812)).

4.6       Series 1994-2 Supplement, dated as of  September 1,
          1994, to Master Pooling and Servicing Agreement
          (incorporated by reference to Exhibit 6 of Form 8-K of the registrant dated September 12, 1994
          (File No. 33-47812)).

4.7       Series 1994-3 Supplement, dated as of September 1,
          1994, to Master Pooling and  Servicing Agreement
          (incorporated by reference to Exhibit 7 of Form 8-K of the registrant dated September 12, 1994
          (File No. 33-47812)).

4.8       Series 1996-1 Supplement, dated as of September 18,
          1996, to Master Pooling and Servicing Agreement
          (incorporated by reference to Exhibit 20.1 of Form 8-K of the registrant dated September 18, 1996
          (File No. 33-47812)).

4.9       Series 1996-2 Supplement, dated as of  September 18,
          1996, to Master Pooling and Servicing Agreement
          (incorporated by reference to Exhibit 20.2 of Form 8-K of the registrant dated September 18, 1996
          (File No. 33-47812)).

10.1      Receivable Purchase Agreement, dated as of June 30,
          1992, between American Express Receivables Financing Corporation, as purchaser, and American Express Travel Related Services Company, Inc., as seller (incorporated by reference to exhibit 4(b) to the Registration Statement filed on behalf of American Express Master Trust, Series 1992-1 (File No. 33-47812)).

24*       Power of Attorney.

99.1*     Annual Servicing Statement Delivered to the Trustee.

99.2*     Annual Accountant's Report of Ernst & Young LLP.

99.3*     Annual Report Containing Aggregated
          Information for the Fiscal Year.