Form 10-K405
period 1997-12-31
AMERICAN EXPRESS RECEIVABLES FINANCING CORP
filed 1998-03-26
CIK 887617

                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C. 20549

                           FORM 10-K

     [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1997

                              OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _____ to ______

  Commission File Nos. 33-47812; 33-49106; 33-67502; 33-81634

                 American Express Master Trust
                   (Issuer of Certificates)

      American Express Receivables Financing Corporation
           Originator of the Trust and a Transferor
    (Exact name of registrant as specified in its charter)

              Delaware                          13-3632012
    ----------------------------           -------------------
    (State or other jurisdiction            (I.R.S. Employer
     of incorporation)                     Identification No.)

     200 Vesey Street, New York, New York           10285
    ----------------------------------------    ----------
    (Address of principal executive offices)    (Zip code)

Registrant's telephone number, including area code (212) 640-5582

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:
the 6.05%   Class A Accounts Receivable Trust Certificates, Series 1992-1,
the 6.60%   Class A Accounts Receivable Trust Certificates, Series 1992-2,
the 5.375%  Class A Accounts Receivable Trust Certificates, Series 1993-1,
the 7.15%   Class A Accounts Receivable Trust Certificates, Series 1994-1,
the 7.60%   Class A Accounts Receivable Trust Certificates, Series 1994-2,
the 7.85%   Class A Accounts Receivable Trust Certificates, Series 1994-3,
the Class A Floating Rate Accounts Receivable Trust Certificates, Series 1996-1, and the Class A Floating Rate Accounts Receivable Trust Certificates, Series 1996-2

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                                    --    --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x
                              --

State the aggregate market value of the voting stock held by non-affiliates of the registrant: Not applicable.


          Documents Incorporated By Reference:  NONE
          -------------------------------------------
PAGE

                            PART I

Item 1. Business

     The American Express Master Trust (the "Trust") was formed pursuant to a Master Pooling and Servicing Agreement (the "Agreement"), dated as of June 30, 1992, as amended and supplemented from time to time, among American Express Receivables Financing Corporation, as transferor (the "Transferor"), American Express Travel Related Services Company, Inc. as servicer (the "Servicer"), and The Bank of New York, as trustee (the "Trustee"). American Express Receivables Financing Corporation ("RFC"), a Delaware corporation, is a wholly owned subsidiary of American Express Travel Related Services Company, Inc. ("TRS"). It was incorporated on July 30, 1991. Its principal executive office is located at 200 Vesey Street, World Financial Center, New York, New York. TRS is a wholly owned subsidiary of American Express Company. It was incorporated in the state of New York on May 3, 1982 and its principal executive offices are located at 200 Vesey Street, World Financial Center, New York, New York.

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

     The property of the Trust (the "Trust Assets") includes a portfolio of receivables (the "Receivables") generated from time to time in a portfolio of American ExpressR Card, American ExpressR Gold Card and PlatinumR Card accounts (collectively, the "Accounts") owned by TRS, all monies due or to become due in payment of the Receivables, all proceeds of such Receivables and any Series Enhancement provided for any particular Series or class of Certificates. "Series Enhancement" may include, with respect to any Series or class of Certificates, the subordination of one or more classes or Series of Certificates to one or more other classes or Series of Certificates, a letter of credit, a cash collateral guaranty, a cash collateral account, a surety bond, a collateral interest, a spread account, a guaranteed rate agreement, a maturity liquidity facility, a tax protection agreement or an insurance policy. The Certificates do not represent obligations of or interests in RFC or TRS.

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

     The Trust does not engage in any business activity other than acquiring and holding the Trust Assets, issuing Certificates, making payments thereon and related activities. Pursuant to the Agreement, the Trustee will hold the Trust Assets in trust for the benefit of the holders of the Certificates, and TRS or any successor servicer, as the Servicer, will be responsible for the administration and servicing of the Receivables. The Trust has issued eight Series of Certificates, of which seven are outstanding. The 6.05% Class A Accounts Receivable Trust Certificates, Series 1992-1 were paid in full July 15, 1997.

     Information concerning the performance of the Trust Assets for each monthly due period of the Trust is contained in monthly Servicer's reports provided to the Trustee and filed monthly on Form 8-K, and information concerning distributions made on the Investor Certificates is contained in payment date statements prepared by the Servicer and also filed on Form 8-K. The Servicer has prepared a report that sets forth, with respect to certain of the items reported on monthly in the monthly Servicer's reports, the aggregate amount of such items for the full year 1997 or, as applicable, the amount of such items as at December 31, 1997. This annual report is filed herewith as
Exhibit 99.3.


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

     (b) The Investor Certificates, representing investor's interests in the Trust, are represented by certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC").

     (c)  Not applicable.

Item 6.  Selected Financial Data.

     Not applicable.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not applicable.


Item 7a.  Quantitative and Qualitative Disclosures About Market Risk.

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


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     (a) The Investor Certificates were delivered in book-entry form through the facilities of DTC. As a consequence, the sole registered holder of Investor Certificates is Cede & Co., the nominee of DTC. An investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in limited circumstances. Cede & Co. holds the Investor Certificates on behalf of brokers, dealers, banks and other direct participants in the DTC system. DTC participants may own Investor Certificates for their own account or hold them for the accounts of their customers. As of January 12, 1998, the following DTC participants held positions in Investor Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Investor Certificates of the relevant class of each Series outstanding on that date:

                                            Principal Amount
                       Name                  of Certificates   Percent of Class
                       ----                  ----------------  ----------------
Class A Accounts
Receivable Trust
Certificates,
Series 1992-1:    Paid in full
                  July 15, 1997.


Class A Accounts
Receivable Trust
Certificates,
Series 1992-2:    The Bank of New York           $38,770,000         7.8%

                  Bankers Trust Company          $92,469,000        18.5%

                  Central Fidelity Bank          $25,000,000         5.0%

                  Chase Manhattan Bank           $65,625,000        13.1%

                  Citibank, N.A.                 $35,465,000         7.1%

                  Norwest Bank Minnesota, N.A.   $51,950,000        10.4%

Class A Accounts
Receivable Trust
Certificates,
Series 1993-1:

                  Bankers Trust Company          $116,153,418       19.4%

                  Boston Safe Deposit &
                  Trust Company                  $40,480,000         6.7%

                  Chase Manhattan Bank           $125,791,582       21.0%

                  Citibank, N.A.                 $50,603,000         8.4%

                  SSB - Custodian                $48,695,000         8.1%


Class A Accounts
Receivable Trust
Certificates,
Series 1994-1:
                  The Bank of New York           $40,660,000        13.6%

                  Bankers Trust Company          $29,015,000         9.7%

                  Boston Safe Deposit
                    and Trust Company            $56,540,000        18.8%

                  Chase Manhattan Bank           $56,075,000        18.7%


                                             Principal Amount
                       Name                  of Certificates   Percent of Class
                       ----                  ----------------  ----------------

Class A Accounts
Receivable Trust
Certificates,
Series 1994-2:
                  The Bank of New York         $33,705,000        11.2%

                  Bankers Trust Company        $58,920,000        19.6%

                  Chase Manhattan Bank         $22,800,000         7.6%

                  Citibank, N.A.               $47,550,000        15.9%

                  Corestates Bank, N.A.        $26,350,000         8.8%

                  SSB - Custodian              $31,535,000        10.5%

                  UBS Securities, Inc.         $29,000,000         9.7%

Class A Accounts
Receivable Trust
Certificates,
Series 1994-3:
                  Bank of New York             $37,651,000        12.6%

                  Bankers Trust                $15,348,000         5.1%

                  Chase Manhattan Bank         $52,116,000        17.4%

                  Fifth Third Bank/State
                  Teachers Retirement of Ohio  $30,000,000        10.0%

                  Investors Fiduciary Trust
                  Company                      $31,000,000        10.3%

                  Summit Bank Trust Acct       $16,700,000         5.6%


Class A Floating
Rate Accounts
Receivable Trust
Certificates,
Series 1996-1:
                  The Bank of New York         $186,590,000       19.6%

                  Chase Manhattan Bank         $256,410,000       27.0%

                  Citibank, N.A.               $245,000,000       25.8%

                  SSB - Custodian              $178,000,000       18.7%






                                             Principal Amount
                       Name                  of Certificates   Percent of Class
                       ----                  ----------------  ----------------

Class A Floating
Rate Accounts
Receivable Trust
Certificates,
Series 1996-2:
                  The Bank of New York          $59,000,000        19.7%

                  Bankers Trust Company         $20,785,000         6.9%

                  Commerzbank Capital
                  Markets Corporation           $45,000,000        15.0%

                  Citibank, N.A.                $74,930,000        15.0%

                  SSB - Custodian               $27,250,000         9.1%

                  Swiss Bank Corporation        $25,000,000         8.3%

The address of each of the above participants is:

c/o The Depository Trust Company
55 Water Street
New York, New York  10041

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


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Financial Statements:

     1.   Annual Servicing Statement Delivered to the Trustee (filed as
          Exhibit 99.1).

     2.   Annual Accountant's Report of Ernst & Young LLP (filed as Exhibit
          99.2).

     3. Annual Report containing Aggregate Information for the Fiscal Year (filed as Exhibit 99.3).

(b)  Reports on Form 8-K:

     The Trust has filed the following reports on Form 8-K for the monthly due periods occurring since January 1, 1997:

     1. Form 8-K, dated February 18, 1997, attaching the Monthly Servicer's Certificate for the due period January 1, 1997 through January 31, 1997.

     2. Form 8-K, dated March 17, 1997, attaching the Monthly Servicer's Certificate for the due period February 1, 1997 through February 28, 1997.

     3. Form 8-K, dated April 15, 1997, attaching the Monthly Servicer's Certificate for the due period March 1, 1997 through March 31, 1997.

     4. Form 8-K, dated May 14, 1997, attaching the Monthly Servicer's Certificate for the due period April 1, 1997 through April 30, 1997.

     5. Form 8-K, dated June 13, 1997, attaching the Monthly Servicer's Certificate for the due period May 1, 1997 through May 31, 1997.

     6. Form 8-K, dated July 15, 1997, attaching the Monthly Servicer's Certificate for the due period June 1, 1997 through June 30, 1997.

     7. Form 8-K, dated August 14, 1997, attaching the Monthly Servicer's Certificate for the due period July 1, 1997 through July 31, 1997.

     8. Form 8-K, dated September 11, 1997, attaching the Monthly Servicer's Certificate for the due period August 1, 1997 through August 31, 1997.

     9. Form 8-K, dated October 14, 1997, attaching the Monthly Servicer's Certificate for the due period September 1, 1997 through September 30, 1997.

     10. Form 8-K, dated November 17, 1997, attaching the Monthly Servicer's Certificate for the due period October 1, 1997 through October 31, 1997.

     11. Form 8-K, dated December 15, 1997, attaching the Monthly Servicer's Certificate for the due period November 1, 1997 through November 30, 1997.

     12. Form 8-K, dated January 15, 1998, attaching the Monthly Servicer's Certificate for the due period December 1, 1997 through December 31, 1997.

     13. Form 8-K, dated February 17, 1998, attaching the Monthly Servicer's Certificate for the due period January 1, 1998 through January 31, 1998.

     14. Form 8-K, dated March 16, 1998, attaching the Monthly Servicer's Certificate for the due period February 1, 1998 through February 28, 1998.

(c)  Exhibits:

     4.1 Master Pooling and Servicing Agreement, dated as of June 30, 1992, among American Express Receivables Financing Corporation, as Transferor, American Express Travel Related Services Company, Inc. as Servicer, and The Bank of New York as Trustee (incorporated by reference to Exhibit 1 of Form 8-K of the registrant dated August 3, 1992, File No. 33-49106).

     4.2 Amendment No. 1 to Master Pooling and Servicing Agreement, dated as of September 8, 1993, among American Express Receivables Financing Corporation, as Transferor, American Express Travel Related Services Company, Inc. as Servicer, and The Bank of New York as Trustee (incorporated by reference to Exhibit 1.2 of Form 8-A of the registrant dated October 15, 1996, File No. 33-49106).

     4.3 Amendment No. 2 to Master Pooling and Servicing Agreement, dated as of July 15, 1994, among American Express Receivables Financing Corporation, as Transferor, American Express Travel Related Services Company, Inc. as Servicer, and The Bank of New York as Trustee (incorporated by reference to Exhibit 2 of Form 8-K of the registrant dated July 15, 1994, File No. 33-49106).

     4.4 Amendment No. 3 to Master Pooling and Servicing Agreement, dated as of September 12, 1994, among American Express Receivables Financing Corporation, as Transferor, American Express Travel Related Services Company, Inc. as Servicer, and The Bank of New York as Trustee (incorporated by reference to Exhibit 2 of Form 8-K of the registrant dated September 12, 1994, File No. 33-49106).

     4.5 Amendment No. 4 to Master Pooling and Servicing Agreement, dated as of January 17, 1996, among American Express Receivables Financing Corporation, as Transferor, American Express Travel Related Services Company, Inc. as Servicer, and The Bank of New York as Trustee (incorporated by reference to Exhibit 2 of Form 8-K of the registrant dated January 17, 1996, File No. 33-49106).

     4.6 Amendment No. 5 to Master Pooling and Servicing Agreement, dated as of March 27, 1997, among American Express Receivables Financing Corporation, as Transferor, American Express Travel Related Services Company, Inc. as Servicer, and The Bank of New York as Trustee.

     4.7 Series 1992-1 Supplement, dated as of August 3, 1992, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 2 of Form 8-K of the registrant dated August 3, 1992, File No. 33-49106).

     4.8 Series 1992-2 Supplement, dated as of August 3, 1992, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 2 of Form 8-K of the registrant dated August 3, 1992, File No. 33-47812).

     4.9 Series 1993-1 Supplement, dated as of September 1, 1993, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 2 of Form 8-K of the registrant dated September 22, 1993, File No. 33-47812).

     4.10 Series 1994-1 Supplement, dated as of September 1, 1994, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 5 of Form 8-K of the registrant dated September 12, 1994, File No. 33-47812).

     4.11 Series 1994-2 Supplement, dated as of September 1, 1994, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 6 of Form 8-K of the registrant dated September 12, 1994, File No. 33-47812).

     4.12 Series 1994-3 Supplement, dated as of September 1, 1994, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 7 of Form 8-K of the registrant dated September 12, 1994, File No. 33-47812).

     4.13 Series 1996-1 Supplement, dated as of September 18, 1996, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 20.1 of Form 8-K of the registrant dated September 18, 1996, File No. 33-47812).

     4.14 Series 1996-2 Supplement, dated as of September 18, 1996, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 20.2 of Form 8-K of the registrant dated September 18, 1996, File No. 33-47812).

     10.1 Receivable Purchase Agreement, dated as of June 30, 1992, between American Express Receivables Financing Corporation, as purchaser, and American Express Travel Related Services Company, Inc., as seller (incorporated by reference to Exhibit 4(b) to the Registration Statement filed on behalf of American Express Master Trust, Series 1992-1, File No. 33-47812).

     10.2 Amendment No. 1 to Receivable Purchase Agreement, dated as of September 12, 1994, between American Express Receivables Financing Corporation, as purchaser, and American Express Travel Related Services Company, Inc., as seller (incorporated by reference to Exhibit 4 of Form 8-K of the registrant dated September 12, 1994, File No. 33-47812).

     10.3 Amendment No. 2 to Receivable Purchase Agreement, dated as of August 7, 1997, between American Express Receivables Financing Corporation, as purchaser, and American Express Travel Related Services Company, Inc., as seller (incorporated by reference to Exhibit 20.3 of Form 8-K of the registrant dated August 14, 1997, File No. 33-47812).

     24.  Power of Attorney.

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

                                       AMERICAN EXPRESS MASTER TRUST



                                       By:   /s/ Leslie R. Scharfstein
                                             ______________________
                                             Leslie R. Scharfstein
                                             Vice President of
                                             AMERICAN EXPRESS
                                             RECEIVABLES FINANCING
                                             CORPORATION,
                                             ORIGINATOR OF THE AMERICAN
                                             EXPRESS MASTER TRUST


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated.



               Signature                            Title


        *
________________________
Vincent P. Lisanke                           Director and President
                                             (Principal Executive Officer)

        *
________________________
John J. P. McDonnell                         Director


        *
________________________
Jay B. Stevelman                             Director


        *
________________________
John D. Koslow                               Vice President and Treasurer
                                             (Principal Finance Officer and
                                             Principal Accounting Officer)




*By:  /s/ Leslie R. Scharfstein
      ________________________
      Leslie R. Scharfstein
      Attorney-in-Fact


Dated:  March 26, 1998

                         EXHIBIT INDEX
                         -------------

The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference (*indicates exhibits electronically filed herewith).


        Description


4.1     Master Pooling and Servicing Agreement, dated as of
        June 30, 1992, among American Express Receivables Financing Corporation, as Transferor, American Express Travel Related Services Company, Inc. as Servicer, and
        The Bank of New York as Trustee (incorporated by reference to Exhibit 1 of Form 8-K of the registrant dated August 3, 1992, File No. 33-49106).

4.2 Amendment No. 1 to Master Pooling and Servicing Agreement, dated as of September 8, 1993, among American Express Receivables Financing Corporation, as Transferor, American Express Travel Related Services Company, Inc. as Servicer, and The Bank of New York as Trustee (incorporated by reference to Exhibit 1.2 of Form 8-A of the registrant dated October 15, 1996, File No. 33-49106).


4.3 Amendment No. 2 to Master Pooling and Servicing Agreement, dated as of July 15, 1994, among American Express Receivables Financing Corporation, as Transferor, American Express Travel Related Services Company, Inc. as Servicer, and The Bank of New York as Trustee (incorporated by reference to Exhibit 2 of Form 8-K of the registrant dated July 15, 1994, File
        No. 33-49106).


4.4 Amendment No. 3 to Master Pooling and Servicing Agreement, dated as of September 12, 1994, among American Express Receivables Financing Corporation, as Transferor, American Express Travel Related Services Company, Inc. as Servicer, and The Bank of New York as Trustee (incorporated by reference to Exhibit 2 of Form 8-K of the registrant dated September 12, 1994, File No. 33-49106).


4.5 Amendment No. 4 to Master Pooling and Servicing Agreement, dated as of January 17, 1996, among American Express Receivables Financing Corporation, as Transferor, American Express Travel Related Services Company, Inc. as Servicer, and The Bank of New York as Trustee (incorporated by reference to Exhibit 2 of Form 8-K of the registrant dated January 17, 1996, File No. 33-49106).

4.6* Amendment No. 5 to Master Pooling and Servicing Agreement, dated as of March 27, 1997, among American Express Receivables Financing Corporation, as Transferor, American Express Travel Related Services Company, Inc. as Servicer, and The Bank of New York as Trustee.


4.7     Series 1992-1 Supplement, dated as of August 3, 1992, to
        Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 2 of Form 8-K of the registrant dated August 3, 1992, File No. 33-49106).


4.8     Series 1992-2 Supplement, dated as of August 3, 1992, to
        Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 2 of Form 8-K of the registrant dated August 3, 1992, File No. 33-47812).

4.9 Series 1993-1 Supplement, dated as of September 1, 1993, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 2 of Form 8-K of the registrant dated September 22, 1993, File No. 33-47812).

4.10 Series 1994-1 Supplement, dated as of September 1, 1994, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 5 of Form 8-K of the registrant dated September 12, 1994, File No. 33-47812).

4.11 Series 1994-2 Supplement, dated as of September 1, 1994, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 6 of Form 8-K of the registrant dated September 12, 1994, File No. 33-47812).

4.12 Series 1994-3 Supplement, dated as of September 1, 1994, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 7 of Form 8-K of the registrant dated September 12, 1994, File No. 33-47812).

4.13 Series 1996-1 Supplement, dated as of September 18, 1996, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 20.1 of Form 8-K of the registrant dated September 18, 1996, File No. 33-47812).

4.14 Series 1996-2 Supplement, dated as of September 18, 1996, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 20.2 of Form 8-K of the registrant dated September 18, 1996, File No. 33-47812).

10.1 Receivable Purchase Agreement, dated as of June 30, 1992, between American Express Receivables Financing Corporation, as purchaser, and American Express Travel Related Services Company, Inc., as seller (incorporated by reference to Exhibit 4(b) to the Registration Statement filed on behalf of American Express Master Trust, Series 1992-1,
        File No. 33-47812).

10.2 Amendment No. 1 to Receivable Purchase Agreement, dated as of September 12, 1994, between American Express Receivables Financing Corporation, as purchaser, and American Express Travel Related Services Company, Inc., as seller (incorporated by reference to Exhibit 4 of Form 8-K of the registrant dated September 12, 1994, File No. 33-47812).

10.3 Amendment No. 2 to Receivable Purchase Agreement, dated as of August 7, 1997, between American Express Receivables Financing Corporation, as purchaser, and American Express Travel Related Services Company, Inc., as seller (incorporated by reference to Exhibit 20.3 of Form 8-K of the registrant dated August 14, 1997, File No. 33-47812).

24*     Power of Attorney.

99.1*   Annual Servicing Statement Delivered to the Trustee.

99.2*   Annual Accountant's Report of Ernst & Young LLP.

99.3*   Annual Report Containing Aggregated Information for the Fiscal Year.