Form 10-K405
period 1998-12-31
AMERICAN EXPRESS RECEIVABLES FINANCING CORP; AMERICAN EXPRESS CENTURION BANK
filed 1999-03-30
CIK 887617, 949348

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

                                       OR

          | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to ______

     Commission File Nos. 33-47812; 33-49106; 33-67502; 33-81634; 333-51045;
                            000-21424; 000-21424-01

                          American Express Master Trust
                            (Issuer of Certificates)

               American Express Receivables Financing Corporation
                   Co-Originator of the Trust and a Transferor
                   -------------------------------------------
             (Exact name of registrant as specified in its charter)
        Delaware                                                 13-3632012
----------------------------                                     ----------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation)                                           Identification No.)

200 Vesey Street, New York, New York                                10285
------------------------------------                                -----
(Address of principal executive offices)                          (Zip code)

        Registrant's telephone number, including area code (212) 640-5582

                         American Express Centurion Bank
                   Co-Originator of the Trust and a Transferor
                   -------------------------------------------
             (Exact name of registrant as specified in its charter)
          Utah                                                  11-2869525
----------------------------                                    ----------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation)                                           Identification No.)

6985 Union Park Center, Midvale, Utah                               84047
-------------------------------------                               -----
(Address of principal executive offices)                          (Zip code)

        Registrant's telephone number, including area code (801) 565-5000

        Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:
the 6.60% Class A Accounts Receivable Trust Certificates, Series 1992-2, the 5.375% Class A Accounts Receivable Trust Certificates, Series 1993-1, the 7.60% Class A Accounts Receivable Trust Certificates, Series 1994-2, the 7.85% Class A Accounts Receivable Trust Certificates, Series 1994-3, the Class A Floating Rate Accounts Receivable Trust Certificates, Series 1996-1, the Class A Floating Rate Accounts Receivable Trust Certificates, Series 1996-2, and the 5.90% Class A Accounts Receivable Trust Certificates, Series 1998-1

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not applicable.

State the aggregate market value of the voting stock held by non-affiliates of the registrant: Not applicable.

                    Documents Incorporated By Reference: NONE
                    -----------------------------------------

                                     PART I


Item 1. Business

     The American Express Master Trust (the "Trust") was formed pursuant to a Master Pooling and Servicing Agreement, dated as of June 30, 1992, which was amended by the Amended and Restated Master Pooling and Servicing Agreement, dated as of May 1, 1998 (the "Agreement"), among American Express Receivables Financing Corporation and American Express Centurion Bank, as transferors (the "Transferors"), American Express Travel Related Services Company, Inc. as servicer (the "Servicer"), and The Bank of New York, as trustee (the "Trustee"). American Express Centurion Bank was added as a transferor in May 1998. American Express Receivables Financing Corporation ("RFC"), a Delaware corporation, is a wholly owned subsidiary of American Express Travel Related Services Company, Inc. ("TRS"). It was incorporated on July 30, 1991. Its principal executive offices are located at 200 Vesey Street, New York, New York. TRS is a wholly owned subsidiary of American Express Company ("American Express"). It was incorporated in the state of New York on May 3, 1982 and its principal executive offices are located at 200 Vesey Street, New York, New York. American Express Centurion Bank was incorporated under Delaware banking laws as a limited service bank in 1985. As of July 1, 1996, its business was combined by merger with another subsidiary of TRS that is a Utah-chartered, FDIC-insured industrial loan company. The surviving institution was renamed as American Express Centurion Bank ("Centurion"). Its principal executive offices are located at 6985 Union Park Center, Midvale, Utah.

     The Trust was formed for the purpose of acquiring and holding the Trust Assets (defined below) and from time to time issuing asset-backed certificates (the "Certificates") under the Agreement and one or more supplements thereto (each, a "Supplement"), including issuing and selling certain Certificates to investors in underwritten public offerings and private placements ("Investor Certificates"). Each Certificate represents an undivided interest in the Trust and the right to receive payments of interest at a specified rate and payments of principal at certain times during the term of the Trust. Each series of Investor Certificates (each, a "Series") will have its own Supplement to govern the individual terms and allocations applicable to such Series.

     The property of the Trust (the "Trust Assets") includes a portfolio of receivables (the "Receivables") generated from time to time in a portfolio of American ExpressR Card, American ExpressR Gold Card and Platinum CardR accounts (collectively, the "Accounts") owned by TRS or Centurion, all monies due or to become due in payment of the Receivables, all proceeds of such Receivables and any Series Enhancement provided for any particular Series or class of Certificates. "Series Enhancement" may include, with respect to any Series or class of Certificates, the subordination of one or more classes or Series of Certificates to one or more other classes or Series of Certificates, a letter of credit, a cash collateral guaranty, a cash collateral account, a surety bond, a collateral interest, a spread account, a guaranteed rate agreement, a maturity liquidity facility, a tax protection agreement or an insurance policy. The Certificates do not represent obligations of or interests in RFC, Centurion or TRS.

     TRS and Centurion do not act as guarantors with respect to any payments on the Certificates, and neither the Trustee nor the holders of the Certificates will have general recourse against any of TRS, RFC or Centurion or their respective assets. Instead, the Trustee's and the Certificateholders' only recourse in any action seeking to collect amounts owing under the Certificates will be against, and limited to, the Trust Assets.

     The Agreement governs the allocation of collections in respect of the Receivables. Payments received on the Trust's Assets are allocated among the different Series (and within a Series among the different classes of
Certificates within a Series) and the interest of RFC and Centurion, as transferors, all as set forth in the Agreement and Supplements.

     The Trust does not engage in any business activity other than acquiring and holding the Trust Assets, issuing Certificates, making payments thereon and related activities. Pursuant to the Agreement, the Trustee will hold the Trust Assets in trust for the benefit of the holders of the Certificates, and TRS or any successor servicer, as the Servicer, will be responsible for the administration and servicing of the Receivables. The Trust has issued nine Series of Certificates, of which seven are outstanding. The 7.15% Class A Accounts Receivable Trust Certificates, Series 1994-1, were paid in full September 15, 1998.

     Information concerning the performance of the Trust Assets for each monthly due period of the Trust is contained in monthly Servicer's reports provided to the Trustee and filed monthly on Form 8-K, and information concerning distributions made on the Investor Certificates is contained in payment date statements prepared by the Servicer and also filed on Form 8-K. The Servicer has prepared a report that sets forth, with respect to certain of the items reported on monthly in the monthly Servicer's reports, the aggregate amount of such items for the full year 1998 or, as applicable, the amount of such items as at December 28, 1998. This annual report is filed herewith as Exhibit 99.3.


Item 2.  Properties.

     See Exhibit 99.3.


Item 3.  Legal Proceedings.

     The Registrant knows of no material pending legal proceedings with respect to the Trust, involving the Trust, the Trust Assets, RFC, Centurion, the Trustee or TRS, exclusive of ordinary routine litigation incidental to the duties of TRS, RFC, Centurion or the Servicer under the Agreement.


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Year 2000

     The Year 2000 ("Y2K") issue is the result of computer programs having been written using two digits rather than four to define a year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. American Express has conducted a comprehensive review of its computer systems and business processes (including systems and processes of RFC and Centurion) to identify the major systems that could be affected by the Y2K issue. Steps are being taken by American Express to resolve any potential problems including modifications to existing software and the purchase of new software. These measures are scheduled to be completed and tested on a timely basis. American Express' goals are to complete testing of critical systems by early 1999 and to continue compliance efforts, including but not limited to, the testing of systems on an integrated basis and independent validation of such testing, through 1999.** The costs related to the Y2K issue, which are expensed by American Express as incurred have not had, nor are they expected to have a material impact on RFC's or Centurion's results of operations or financial condition.** For further discussion of American Express' addresing of the Y2K issue, please see pages 22 and 23 of American Express' 1998 Annual Report to Shareholders, which discussion is incorporated herein by reference.

     Various statements in this Y2K discussion marked with two asterisks (**), are forward-looking statements which are subject to risks and uncertainties. Important factors that could cause results to differ materially from these forward-looking statments include, among other things, the ability of RFC, Centurion and American Express to successfully identify systems containing two-digit codes, the nature and amount of programming required to fix the affected systems, the costs of labor and consultants related to such efforts, the continued availability of such resources, and the ability of third parties that interface with RFC, Centurion and American Express to successfully address their Y2K issues.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     (a) The Investor Certificates were delivered in book-entry form through the facilities of DTC. As a consequence, the sole registered holder of Investor Certificates is Cede & Co., the nominee of DTC. An investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in limited circumstances. Cede & Co. holds the Investor Certificates on behalf of brokers, dealers, banks and other direct participants in the DTC system. DTC participants may own Investor Certificates for their own account or hold them for the accounts of their customers. As of January 22, 1999 the following DTC participants held positions in Investor Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Investor Certificates of the relevant class of each Series outstanding on that date:

                                     Principal Amount
         Name                         of Certificates        Percent of Class
         ----                         ---------------        ----------------
         Class A Accounts
         Receivable Trust
         Certificates,
         Series 1992-2:

         The Bank of New York         $  82,445,000             16.5%

         Bankers Trust Company        $  71,732,000             14.3%

         Chase Manhattan Bank         $ 129,251,000             25.9%

         Citibank, N.A.               $  27,390,000              5.5%

         Norwest Bank                 $  50,000,000             10.0%

         Northern Trust Company       $  26,741,000              5.3%



         Class A Accounts
         Receivable Trust
         Certificates,
         Series 1993-1:

         The Bank of New York         $  70,752,000              11.8%

         Bankers Trust Company        $  55,793,418               9.3%

         Boston Safe Deposit &        $  69,067,453              11.5%
          Trust Company

         Chase Manhattan Bank         $ 109,260,000              18.2%

         Citibank, N.A.               $  56,063,000               9.3%

         State Street Bank and Trust  $  75,365,000              12.6%
           Company









                                      Principal Amount
         Name                         of Certificates        Percent of Class
         ----                         ---------------        ----------------
         Class A Accounts
         Receivable Trust
         Certificates,
         Series 1994-2:

         The Bank of New York         $  35,085,000              11.7%

         Bankers Trust Company        $  60,540,000              20.2%

         Chase Manhattan Bank         $  30,965,000              10.3%

         Citibank, N.A.               $  29,000,000               9.7%

         First Union National Bank-   $  37,100,000              12.4%
           Philadelphia

         Northern Trust Company       $  16,590,000               5.5%

         State Street Bank and Trust  $  44,270,000              14.8%
           Company



         Class A Accounts
         Receivable Trust
         Certificates,
         Series 1994-3:

         The Bank of New York         $  36,709,000              12.2%

         Bankers Trust Company        $  25,468,000               8.5%

         Chase Manhattan Bank         $  47,836,000              15.9%

         Fifth Third Bank/State       $  31,675,000              10.6%
         Teachers Retirement of Ohio

         Investors Fiduciary Trust    $  23,000,000               7.7%
         Company

         State Street Bank and Trust  $  20,700,000               6.9%
           Company



         Class A Floating
         Rate Accounts
         Receivable Trust
         Certificates,
         Series 1996-1:

         The Bank of New York          $104,026,000              10.9%

         Chase Manhattan Bank          $ 97,910,000              10.3%

         Citibank, N.A.                $249,000,000              26.2%

         State Street Bank and Trust   $219,000,000              23.1%
           Company

         Warburg Dillon Read LLC       $116,500,000              12.3%







                                       Principal Amount
         Name                          of Certificates       Percent of Class
         ----                          ---------------       ----------------

         Class A Floating
         Rate Accounts
         Receivable Trust
         Certificates,
         Series 1996-2:

         The Bank of New York           $  96,025,000            32.0%

         Bankers Trust Company          $  61,990,000            20.7%

         Citibank, N.A.                 $  88,905,000            29.6%



         Class A Accounts
         Receivable Trust
         Certificates,
         Series 1998-1

         The Bank of New York          $128,737,000              12.9%

         Bankers Trust Company         $301,231,000              30.1%

         Chase Manhattan Bank          $144,036,000              14.4%

         State Street Bank and Trust   $ 90,573,000               9.1%
           Company



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

     (a) Financial Statements:

         1.  Annual  Servicing  Statement  Delivered  to  the  Trustee (filed as
             Exhibit 99.1).

         2.  Annual  Accountant's  Report  of  Ernst  &  Young  LLP (filed  as
             Exhibit 99.2).

         3. Annual Report containing Aggregate Information for the Fiscal Year (filed as Exhibit 99.3).

     (b) Reports on Form 8-K:

         The Trust has filed the following reports on Form 8-K for the monthly due periods and other items occurring since January 1, 1998:

         1. Form 8-K, dated February 17, 1998, attaching the Monthly Servicer's Certificate for the due period January 1, 1998 through January 31, 1998.

         2. Form 8-K, dated March 16, 1998, attaching the Monthly Servicer's Certificate for the due period February 1, 1998 through February 28, 1998.

         3.   Form 8-K, dated   April 15,  1998,   attaching  the  Monthly
              Servicer's Certificate for the due period March 1, 1998 through March 31, 1998.

         4.   Form  8-K,  dated   May 15,  1998,  attaching   the  Monthly
              Servicer's Certificate for the due period April 1, 1998 through April 30, 1998.

         5. Form 8-K, dated May 27, 1998, attaching the Amended and Restated Master Pooling and Servicing Agreement, dated as of May 1, 1998 and the Series 1998-1 Supplement, dated as of May 27, 1998.

         6.   Form  8-K,  dated  June  15,  1998,  attaching  the  Monthly
              Servicer's Certificate for the due period May 1, 1998 through May 27, 1998.

         7.   Form  8-K,  dated  July  15,  1998,  attaching  the  Monthly
              Servicer's Certificate for the due period May 28, 1998 through June 26, 1998.

         8. Form 8-K, dated August 17, 1998, attaching the Monthly Servicer's Certificate for the due period June 27, 1998 through July 27, 1998.

         9. Form 8-K, dated September 15, 1998, attaching the Monthly Servicer's Certificate for the due period July 28, 1998 through August 27, 1998.

        10. Form 8-K, dated October 15, 1998, attaching the Monthly Servicer's Certificate for the due period August 28, 1998 through September 27, 1998.

         11. Form 8-K/A, dated October 16, 1998, attaching the Monthly Servicer's Certificate for the due period August 28, 1998 through September 27, 1998.

         12. Form 8-K, dated November 16, 1998, attaching the Monthly Servicer's Certificate for the due period September 28, 1998 through October 27, 1998.

         13. Form 8-K, dated December 15, 1998, attaching the Monthly Servicer's Certificate for the due period October 28, 1998 through November 27, 1998.

         14. Form 8-K, dated January 15, 1999, attaching the Monthly Servicer's Certificate for the due period November 28, 1998 through December 28, 1998.

         15. Form 8-K, dated February 12, 1999, attaching the Monthly Servicer's Certificate for the due period December 29, 1998 through January 27, 1999.

         16. Form 8-K, dated March 15, 1999, attaching the Monthly Servicer's Certificate for the due period January 29, 1999 through February 26, 1999.

    (c)  Exhibits:

        4.1 Master Pooling and Servicing Agreement, dated as of June 30, 1992, among American Express Receivables Financing Corporation, as Transferor, American Express Travel Related Services Company, Inc., as Servicer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 1 of Form 8-K of the registrant dated August 3, 1992, File No. 33-49106).

        4.2 Amendment No. 1 to Master Pooling and Servicing Agreement, dated as of September 8, 1993, among American Express Receivables Financing Corporation, as Transferor, American Express Travel Related Services Company, Inc., as Servicer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 1.2 of Form 8-A of the registrant dated October 15, 1996, File No. 33-49106).

        4.3 Amendment No. 2 to Master Pooling and Servicing Agreement, dated as of July 15, 1994, among American Express Receivables Financing Corporation, as Transferor, American Express Travel Related Services Company, Inc., as Servicer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 2 of Form 8-K of the registrant dated July 15, 1994, File No. 33-49106).

        4.4 Amendment No. 3 to Master Pooling and Servicing Agreement, dated as of September 12, 1994, among American Express Receivables Financing Corporation, as Transferor, American Express Travel Related Services Company, Inc., as Servicer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 2 of Form 8-K of the registrant dated September 12, 1994, File No. 33-49106).

       4.5 Amendment No. 4 to Master Pooling and Servicing Agreement, dated as of January 17, 1996, among American Express Receivables Financing Corporation, as Transferor, American Express Travel Related Services Company, Inc., as Servicer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 2 of Form 8-K of the registrant dated January 17, 1996, File No. 33-49106).

       4.6 Amendment No. 5 to Master Pooling and Servicing Agreement, dated as of March 27, 1997, among American Express Receivables Financing Corporation, as Transferor, American Express Travel Related Services Company, Inc., as Servicer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.6 of Form 10-K of the registrant dated March 26, 1998, File Nos. 33-47812, 33-49106,
              33-67502 and 33-81634).

       4.7 Amended and Restated Master Pooling and Servicing Agreement, dated as of May 1, 1998, among American Express Receivables Financing Corporation and American Express Centurion Bank as Transferors, American Express Travel Related Services Company, Inc., as Servicer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K of the registrants dated May 27, 1998, File Nos. 33-47812, 33-49106, 33-67502, 33-81634, 333-51045, 000-21424
              and 000-21424-01).

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

       4.10 Series 1994-2 Supplement, dated as of September 1, 1994, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 6 of Form 8-K of the registrant dated September 12, 1994, File No. 33-47812).

       4.11 Series 1994-3 Supplement, dated as of September 1, 1994, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 7 of Form 8-K of the registrant dated September 12, 1994, File No. 33-47812).

       4.12 Series 1996-1 Supplement, dated as of September 18, 1996, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 20.1 of Form 8-K of the registrant dated September 18, 1996, File No. 33-47812).

       4.13 Series 1996-2 Supplement, dated as of September 18, 1996, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 20.2 of Form 8-K of the registrant dated September 18, 1996, File No. 33-47812).

       4.14 Series 1998-1 Supplement, dated as of May 27, 1998, to the Amended and Restated Master Pooling and Servicing Agreement, dated as of May 1, 1998 (incorporated by reference to Exhibit 4.2 of Form 8-K of the registrants dated May 27, 1998, File Nos. 33-47812, 33-49106, 33-67502, 33-81634,
              333-51045, 000-21424 and 000-21424-01).

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

       24.1   Power of Attorney for RFC.

       24.2   Power of Attorney for Centurion.

       99.1   Annual Servicing Statement Delivered to the Trustee.

       99.2   Annual Accountant's Report of Ernst & Young LLP.

       99.3   Annual Report Containing Aggregated Information for the Fiscal
              Year.

       99.4 Pages 22 through 23 of American Express Company's 1998 Annual Report to Shareholders, discussing Year 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMERICAN EXPRESS MASTER TRUST


                                    AMERICAN EXPRESS RECEIVABLES
                                    FINANCING CORPORATION,
                                    Co-Originator of the
                                    American Express Master Trust


                                    By:  /s/ Leslie R. Scharfstein
                                         -------------------------
                                         Leslie R. Scharfstein
                                         President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated.


Signature                           Title



       *
------------------------
Richard K. Goeltz                   Director



       *
------------------------
Vincent P. Lisanke                  Director



       *
------------------------
Jay B. Stevelman                    Director



       *
------------------------
Leslie R. Scharfstein               President
                                    (Principal Executive Officer)


       *
------------------------
John D. Koslow                      Vice President and Treasurer
                                    (Principal Finance Officer and
                                    Principal Accounting Officer)



*By:  /s/ Leslie R. Scharfstein
      -------------------------
      Leslie R. Scharfstein
      Attorney-in-Fact



Dated:  March 29, 1999

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMERICAN EXPRESS MASTER TRUST


                                    AMERICAN EXPRESS CENTURION
                                    BANK,
                                    Co-originator of the
                                    American Express Master Trust



                                    By:  /s/ Rhonda Halpern
                                         --------------------------
                                         Rhonda Halpern
                                         Chief Financial Officer,
                                         Treasurer and
                                         Chief Compliance Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated.


Signature                           Title

/s/ Frank L. Skillern
------------------------
Frank L. Skillern                   Director and Chairman

         *
------------------------
David E.Poulsen                     Director, President and Chief Executive
                                    Officer
         *
------------------------
Gilbert E. Ahye                     Director

         *
------------------------
Maria J. Garciaz                    Director

         *
------------------------
Ash Gupta                           Director

         *
------------------------
Peter A. Lefferts                   Director

         *
------------------------
Raymond Pettit                      Director

         *
------------------------
Rosalyn M. Watson                   Director

         *
------------------------
James F. Welch                      Director



*By:  /s/ Robert D. Kraus
      -----------------------
      Robert D. Kraus
      Attorney-in-Fact


Dated:  March 29, 1999

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference (*indicates exhibits electronically filed herewith).

      Description

4.1 Master Pooling and Servicing Agreement, dated as of June 30, 1992, among American Express Receivables Financing Corporation, as Transferor, American Express Travel Related Services Company, Inc., as Servicer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 1 of Form 8-K of the registrant dated August 3, 1992, File No. 33-49106).

4.2 Amendment No. 1 to Master Pooling and Servicing Agreement, dated as of September 8, 1993, among American Express Receivables Financing Corporation, as Transferor, American Express Travel Related Services Company, Inc., as Servicer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 1.2 of Form 8-A of the registrant dated October 15, 1996, File No. 33-49106).

4.3 Amendment No. 2 to Master Pooling and Servicing Agreement, dated as of July 15, 1994, among American Express Receivables Financing Corporation, as Transferor, American Express Travel Related Services Company, Inc., as Servicer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 2 of Form 8-K of the registrant dated July 15, 1994, File No. 33-49106).

4.4 Amendment No. 3 to Master Pooling and Servicing Agreement, dated as of September 12, 1994, among American Express Receivables Financing Corporation, as Transferor, American Express Travel Related Services Company, Inc., as Servicer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 2 of Form 8-K of the registrant dated September 12, 1994, File No. 33-49106).

4.5 Amendment No. 4 to Master Pooling and Servicing Agreement, dated as of January 17, 1996, among American Express Receivables Financing Corporation, as Transferor, American Express Travel Related Services Company, Inc., as Servicer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 2 of Form 8-K of the registrant dated January 17, 1996, File No. 33-49106).

4.6 Amendment No. 5 to Master Pooling and Servicing Agreement, dated as of March 27, 1997, among American Express Receivables Financing Corporation, as Transferor, American Express Travel Related Services Company, Inc., as Servicer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.6 of Form 10-K of the registrant dated March 26, 1998, File Nos. 33-47812, 33-49106, 33-67502 and 33-81634).

4.7 Amended and Restated Master Pooling and Servicing Agreement, dated as of May 1, 1998, among American Express Receivables Financing
      Corporation and American Express Centurion Bank, as Transferors, American Express Travel Related Services Company, Inc., as Servicer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K of the registrants dated May 27, 1998, File Nos. 33-47812, 33-49106, 33-67502, 33-81634, 333-51045,
      000-21424 and 000-21424-01).

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

4.10 Series 1994-2 Supplement, dated as of September 1, 1994, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 6 of Form 8-K of the registrant dated September 12, 1994, File No. 33-47812).

4.11 Series 1994-3 Supplement, dated as of September 1, 1994, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 7 of Form 8-K of the registrant dated September 12, 1994, File No. 33-47812).

4.12 Series 1996-1 Supplement, dated as of September 18, 1996, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit
      20.1 of Form 8-K of the registrant dated September 18, 1996, File No. 33-47812).

4.13 Series 1996-2 Supplement, dated as of September 18, 1996, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit
      20.2 of Form 8-K of the registrant dated September 18, 1996, File No. 33-47812).

4.14 Series 1998-1 Supplement, dated as of May 27, 1998, to the Amended and Restated Master Pooling and Servicing Agreement, dated as of May 1, 1998 (incorporated by reference to Exhibit 4.2 of Form 8-K
      of  the  registrants  dated   May  27,  1998,  File  Nos.  33-47812,
      33-49106, 33-67502, 33-81634, 333-51045, 000-21424 and 000-21424-01).

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

24.1* Power of Attorney for RFC.

24.2* Power of Attorney for Centurion.

99.1* Annual Servicing Statement Delivered to the Trustee.

99.2* Annual Accountant's Report of Ernst & Young LLP.

99.3* Annual Report Containing Aggregated Information for the Fiscal Year.

99.4* Pages 22 through 23 of American Express Company's 1998 Annual Report to
      Shareholders, discussing Year 2000.