Form 10-K405
period 1999-12-31
AMERICAN EXPRESS RECEIVABLES FINANCING CORP; AMERICAN EXPRESS CENTURION BANK
filed 2000-03-30
CIK 887617, 949348

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                            FORM 10-K
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 1999

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

       AMERICAN EXPRESS RECEIVABLES FINANCING CORPORATION
           Co-Originator of the Trust and a Transferor
    ------------------------------------------------------
    (Exact name of registrant as specified in its charter)

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

                 AMERICAN EXPRESS CENTURION BANK
           Co-Originator of the Trust and a Transferor
    ------------------------------------------------------
    (Exact name of registrant as specified in its charter)

          Utah                                        11-2869525
----------------------------                       ----------------
(State or other jurisdiction                       (I.R.S. Employer
   of incorporation)                              Identification No.)

6985 Union Park Center, Midvale, Utah                   84047
----------------------------------------              ----------
(Address of principal executive offices)              (Zip code)

         Registrant's telephone number, including area code (801) 565-5000

         Securities registered pursuant to Section 12(b) of the Act:  NONE

         Securities registered pursuant to Section 12(g) of the Act:
the 5.375% Class A Accounts Receivable Trust Certificates, Series 1993-1, the 7.60% Class A Accounts Receivable Trust Certificates, Series 1994-2, the 7.85% Class A Accounts Receivable Trust Certificates, Series 1994-3, the Class A Floating Rate Accounts Receivable Trust Certificates, Series 1996-1, the Class A Floating Rate Accounts Receivable Trust Certificates, Series 1996-2, and the 5.90% Class A Accounts Receivable Trust Certificates, Series 1998-1

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes x             No
                                              -

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

                DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                  PART I


Item 1.  Business

         The American Express Master Trust (the "Trust") was formed pursuant to a Master Pooling and Servicing Agreement, dated as of June 30, 1992, which was amended by the Amended and Restated Master Pooling and Servicing Agreement, dated as of May 1, 1998 (the "Agreement"), among American Express Receivables Financing Corporation and American Express Centurion Bank, as transferors (the "Transferors"), American Express Travel Related Services Company, Inc. as servicer (the "Servicer"), and The Bank of New York, as trustee (the "Trustee"). American Express Centurion Bank was added as a transferor in May 1998. American Express Receivables Financing Corporation ("RFC") was incorporated in the state of Delaware on July 30, 1991 and is a wholly owned subsidiary of American Express Travel Related Services Company, Inc. ("TRS"). Its principal executive offices are located at 200 Vesey Street, New York, New York. TRS was incorporated in the state of New York on May 3, 1982 and is a wholly owned subsidiary of American Express Company ("American Express"). Its principal executive offices are located at 200 Vesey Street, New York, New York. American Express Centurion Bank was incorporated under Delaware banking laws as a limited service bank in 1985. As of July 1, 1996, its business was combined by merger with another subsidiary of TRS that is a Utah-chartered, FDIC-insured industrial loan company. The surviving institution was renamed as American Express
Centurion Bank ("Centurion"). Its principal executive offices are located at 6985 Union Park Center, Midvale, Utah.

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

         The property of the Trust (the "Trust Assets") includes a portfolio of receivables (the "Receivables") generated from time to time in a portfolio of American Express(R) Card, American Express(R) Gold Card and Platinum Card(R) accounts (collectively, the "Accounts") owned by TRS or Centurion, all monies due or to become due in payment of the Receivables, all proceeds of such Receivables and any Series Enhancement provided for any particular Series or class of Certificates. "Series Enhancement" may include, with respect to any Series or class of Certificates, the subordination of one or more classes or Series of Certificates to one or more other classes or Series of Certificates, a letter of credit, a cash collateral guaranty, a cash collateral account, a surety bond, a collateral interest, a spread account, a guaranteed rate agreement, a maturity liquidity facility, a tax protection agreement or an insurance policy. The Certificates do not represent obligations of or interests in RFC, Centurion or TRS.

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

         The Trust does not engage in any business activity other than acquiring and holding the Trust Assets, issuing Certificates, making payments thereon and related activities. Pursuant to the Agreement, the Trustee will hold the Trust Assets in trust for the benefit of the holders of the Certificates, and TRS or any successor servicer, as the Servicer, will be responsible for the administration and servicing of the Receivables. The Trust has issued nine Series of Certificates, of which six are outstanding. The 6.60% Class A Accounts Receivable Trust Certificates, Series 1992-2, were paid in full July 15, 1999.

         Information concerning the performance of the Trust Assets for each monthly due period of the Trust is contained in monthly Servicer's reports provided to the Trustee and filed monthly on Form 8-K, and information concerning distributions made on the Investor Certificates is contained in payment date statements prepared by the Servicer and also filed on Form 8-K. The Servicer has prepared a report that sets forth, with respect to certain of the items reported on monthly in the monthly Servicer's reports, the aggregate amount of such items for the full year 1999 or, as applicable, the amount of such items as of December 26, 1999. This annual report is filed herewith as
Exhibit 99.3.


Item 2.  Properties.

         See Exhibit 99.3.


Item 3.  Legal Proceedings.

         The Registrant knows of no material pending legal proceedings with respect to the Trust, involving the Trust, the Trust Assets, RFC, Centurion, the Trustee or TRS, exclusive of ordinary routine litigation incidental to the duties of TRS, RFC, Centurion or the Trustee under the Agreement.


Item 4.  Submission of Matters to a Vote of Security Holders.

         None.


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         (a) To the best knowledge of the Registrant, there is no established public trading market for the Investor Certificates.

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


Item 12. Security Ownership of Certain Beneficial Owners and Management.

         (a) The Investor Certificates were delivered in book-entry form through the facilities of DTC. As a consequence, the sole registered holder of Investor Certificates is Cede & Co., the nominee of DTC. An investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in limited circumstances. Cede & Co. holds the Investor Certificates on behalf of brokers, dealers, banks and other direct participants in the DTC system. DTC participants may own Investor Certificates for their own account or hold them for the accounts of their customers. As of February 9, 2000 the following DTC participants held positions in Investor Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Investor Certificates of the relevant class of each Series outstanding on that date:

                                       Principal Amount
             Name                      of Certificates          Percent of Class
             ----                      ----------------         ----------------
             CLASS A ACCOUNTS
             RECEIVABLE TRUST
             CERTIFICATES,
             SERIES 1993-1:

             The Bank of New York         $89,862,000                14.9%

             Bankers Trust Company        $64,927,000                10.8%

             Boston Safe Deposit &        $72,481,582                12.0%
               Trust Company

             Chase Manhattan Bank        $111,560,000                18.5%

             Citibank, N.A.               $51,823,000                 8.6%

             State Street Bank and        $54,000,000                 9.0%
               Trust Company


                                       Principal Amount
             Name                      of Certificates          Percent of Class
             ----                      ----------------         ----------------
             CLASS A ACCOUNTS
             RECEIVABLE TRUST
             CERTIFICATES,
             SERIES 1994-2:

             The Bank of New York         $41,885,000                13.9%

             Bankers Trust Company        $61,285,000                20.4%

             Chase Manhattan Bank         $43,965,000                14.6%

             Citibank, N.A.               $23,000,000                 7.6%

             First Union National Bank    $32,100,000                10.7%
             - Philadelphia

             State Street Bank and        $44,770,000                14.9%
               Trust Company



             CLASS A ACCOUNTS
             RECEIVABLE TRUST
             CERTIFICATES,
             SERIES 1994-3:

             The Bank of New York         $30,375,000                10.1%

             Chase Manhattan Bank         $46,835,000                15.6%

             Chase Manhattan Bank/        $46,285,000                15.4%
               F1-Trac 2

             Investors Fiduciary Trust    $21,220,000                 7.0%
               Company

             State Street Bank and        $21,500,000                 7.2%
               Trust Company

             Fifth Third Bank/            $31,675,000                10.5%
               State Teachers Retirement
               of Ohio



             CLASS A FLOATING
             RATE ACCOUNTS
             RECEIVABLE TRUST
             CERTIFICATES,
             SERIES 1996-1:

             The Bank of New York        $146,026,000                15.3%

             Chase Manhattan Bank         $54,064,000                 5.7%

             Chase Manhattan Bank/        $50,000,000                 5.3%
               F1-Trac 2

             Citibank, N.A.              $286,910,000                30.2%

             State Street Bank and       $327,000,000                34.4%
               Trust Company



                                       Principal Amount
             Name                      of Certificates          Percent of Class
             ----                      ----------------         ----------------
             CLASS A FLOATING
             RATE ACCOUNTS
             RECEIVABLE TRUST
             CERTIFICATES,
             SERIES 1996-2:

             The Bank of New York          $97,720,000               32.6%

             Citibank, N.A.                $40,305,000               13.4%

             State Street Bank and        $104,135,000               34.7%
               Trust Company



             CLASS A ACCOUNTS
             RECEIVABLE TRUST
             CERTIFICATES,
             SERIES 1998-1

             The Bank of New York         $198,285,000               19.8%

             Bankers Trust Company        $268,183,500               26.8%

             Boston Safe Deposit and      $104,083,000               10.4%
               Trust Company

             Chase Manhattan Bank          $96,239,000                9.6%

             State Street Bank and         $86,852,000                8.7%
               Trust Company



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

         (a) Financial Statements:

             1.  Annual Servicing Statement Delivered to the Trustee (filed as
                 Exhibit 99.1).

             2.  Annual Accountant's Report of Ernst & Young LLP (filed as
                 Exhibit 99.2).

             3. Annual Report containing Aggregate Information for the Fiscal Year (filed as Exhibit 99.3).


         (b) Reports on Form 8-K:

             The Trust has filed the following reports on Form 8-K for the monthly due periods occurring since February 27, 1999:


             1.  Form  8-K,  dated  April  15,  1999,  attaching   the   Monthly
                 Servicer's   Certificate  for   the  due  period  February 27,
                 1999  through  March  28, 1999.

             2. Form 8-K, dated May 17, 1999, attaching the Monthly Servicer's Certificate for the due period March 29, 1999 through April 27, 1999.

             3. Form 8-K, dated June 15, 1999, attaching the Monthly Servicer's Certificate for the due period April 28, 1999 through May 27, 1999.

             4. Form 8-K, dated July 15, 1999, attaching the Monthly Servicer's Certificate for the due period May 28, 1999 through June 27, 1999.

             5.  Form  8-K,  dated  August  16,  1999,  attaching  the   Monthly
                 Servicer's Certificate for the due period June 28, 1999 through July 27, 1999.

             6. Form 8-K, dated September 15, 1999, attaching the Monthly Servicers Certificate for the due period July 28, 1999 through August 26, 1999.

             7.  Form  8-K,  dated  October  15,  1999,  attaching  the  Monthly
                 Servicer's Certificate for the due period August 27, 1999 through September 26, 1999.

             8. Form 8-K, dated November 15, 1999, attaching the Monthly Servicer's Certificate for the due period September 27, 1999 through October 26, 1999.

             9.  Form  8-K,  dated   December 14,  1999, attaching  the  Monthly
                 Servicer's Certificate for the due period October 27, 1999 through November 26, 1999.

             10. Form  8-K,  dated  January  18, 2000, attaching   the  Monthly
                 Servicer's Certificate for the due period November 27, 1999 through December 26, 1999.

             11. Form  8-K,  dated  February  15, 2000,  attaching  the  Monthly
                 Servicer's Certificate for the due period December 27, 1999 through January 27, 2000.

             12. Form  8-K,  dated  March  15,  2000,  attaching   the   Monthly
                 Servicer's Certificate for the due period January 28, 2000 through February 26, 2000.


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

             4.8 Series  1993-1  Supplement,  dated  as  of  September  1, 1993, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 2 of Form 8-K of the registrant dated September 22, 1993, File No. 33-47812).

             4.9 Series  1994-2  Supplement,  dated  as  of  September  1, 1994, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 6 of Form 8-K of the registrant dated September 12, 1994, File No. 33-47812).

            4.10 Series  1994-3  Supplement,  dated  as  of  September  1, 1994, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 7 of Form 8-K of the registrant dated September 12, 1994, File No. 33-47812).

            4.11 Series  1996-1  Supplement,  dated  as  of September  18, 1996, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 20.1 of Form 8-K of the registrant dated September 18, 1996, File No. 33-47812).

            4.12 Series  1996-2  Supplement,  dated  as  of September  18, 1996, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 20.2 of Form 8-K of the registrant dated September 18, 1996, File No. 33-47812).

            4.13 Series 1998-1  Supplement,  dated  as of  May 27, 1998,  to the
                 Amended and Restated Master Pooling and Servicing Agreement, dated as of May 1, 1998 (incorporated by reference to Exhibit
                 4.2 of Form 8-K of the registrant dated May 27, 1998, File Nos. 33-47812, 33-49106, 33-67502, 33-81634, 333-51045,
                 000-21424 and 000-21424-01).

           10.1 Receivable Purchase Agreement, dated as of June 30, 1992, between American Express Receivables Financing Corporation, as purchaser, and American Express Travel Related Services Company, Inc., as seller (incorporated by reference to Exhibit 4(b) to the Registration Statement filed on behalf of American Express Master Trust, Series 1992-1, File No. 33-47812).

           10.2 Amendment No. 1 to Receivable Purchase Agreement, dated as of September 12, 1994, between American Express Receivables Financing Corporation, as purchaser, and American Express Travel Related Services Company, Inc., as seller (incor-porated by reference to Exhibit 4 of Form 8-K of the registrant dated September 12, 1994, File No. 33-47812).

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

                            AMERICAN EXPRESS MASTER TRUST


                            AMERICAN EXPRESS RECEIVABLES FINANCING CORPORATION, Co-Originator of the Trust and Registrant


                            By: /s/ Leslie R. Scharfstein
                                -------------------------------
                                Leslie R. Scharfstein
                                President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated.


Signature                                    Title

         *
-------------------------
Richard K. Goeltz                            Director


         *
-------------------------
Jay B. Stevelman                             Director


         *
-------------------------
Walker C. Tompkins, Jr.                      Director


         *
-------------------------
Leslie R. Scharfstein                        President
                                             (Principal Executive Officer)

         *
-------------------------
John D. Koslow                               Vice President and Treasurer
                                             (Principal Finance Officer and
                                             Principal Accounting Officer)

*By: /s/ Leslie R. Scharfstein
     -------------------------
     Leslie R. Scharfstein
     Attorney-in-Fact


Dated:  March 29, 2000

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            AMERICAN EXPRESS MASTER TRUST


                            AMERICAN EXPRESS CENTURION BANK,
                            Co-originator of the Trust and Registrant


                            By: /s/ Rhonda Halpern
                                ---------------------------
                                Rhonda Halpern
                                Chief Financial Officer,
                                Treasurer and Chief Compliance Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated.

Signature                                    Title

        *
------------------------
Frank L. Skillern                            Director and Chairman

        *
------------------------
David E. Poulsen                             Director, President and
                                             Chief Executive Officer
        *
------------------------
Gilbert E. Ahye                              Director


------------------------
Maria J. Garciaz                             Director

        *
------------------------
Ash Gupta                                    Director


------------------------
Peter A. Lefferts                            Director

        *
------------------------
Raymond F. Pettit                            Director

        *
------------------------
Roslyn M. Watson                             Director

        *
------------------------
James F. Welch                               Director




*By:  /s/ Robert D. Kraus
     --------------------
     Robert D. Kraus
     Attorney-in-Fact


Dated:  March 29, 2000

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

4.8 Series 1993-1 Supplement, dated as of September 1, 1993, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 2 of Form 8-K of the registrant dated September 22, 1993, File No. 33-47812).

4.9 Series 1994-2 Supplement, dated as of September 1, 1994, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 6 of Form 8-K of the registrant dated September 12, 1994, File No. 33-47812).

4.10 Series 1994-3 Supplement, dated as of September 1, 1994, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 7 of Form 8-K of the registrant dated September 12, 1994, File No. 33-47812).

4.11 Series 1996-1 Supplement, dated as of September 18, 1996, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit
       20.1 of Form 8-K of the registrant dated September 18, 1996, File No. 33-47812).

4.12 Series 1996-2 Supplement, dated as of September 18, 1996, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit
       20.2 of Form 8-K of the registrant dated September 18, 1996, File No. 33-47812).

4.13 Series 1998-1 Supplement, dated as of May 27, 1998, to the Amended and Restated Master Pooling and Servicing Agreement, dated as of May 1, 1998 (incorporated by reference to Exhibit 4.2 of Form 8-K of the registrant dated May 27, 1998, File Nos. 33-47812, 33-49106, 33-67502, 33-81634,
       333-51045, 000-21424 and 000-21424-01).

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