Form 10-K
period 2003-12-31
AMERICAN EXPRESS RECEIVABLES FINANCING CORP; AMERICAN EXPRESS MASTER TRUST; AMERICAN EXPRESS CENTURION BANK
filed 2004-03-30
CIK 887617, 887616, 949348

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ___ to ___

                        Commission File No. 033-47812-01

                         AMERICAN EXPRESS CENTURION BANK
         As Co-Originator of the Trust and a Transferor and on behalf of
                          AMERICAN EXPRESS MASTER TRUST
                            (Issuer of Certificates)
             (Exact name of registrant as specified in its charter)

              Utah                                              11-2869526
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)

4315 South 2700 West, Salt Lake City                              84184
(Address of principal executive offices)                        (Zip Code)

        Registrant's telephone number, including area code (801) 945-5000


               AMERICAN EXPRESS RECEIVABLES FINANCING CORPORATION
         As Co-Originator of the Trust and a Transferor and on behalf of
                          AMERICAN EXPRESS MASTER TRUST
                            (Issuer of Certificates)
             (Exact name of registrant as specified in its charter)

           Delaware                                             13-3632012
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)

  200 Vesey Street, New York, New York                            10285
(Address of principal executive offices)                        (Zip Code)

        Registrant's telephone number, including area code (212) 640-2354

        Securities registered pursuant to Section 12(b) of the Act: NONE


           Securities registered pursuant to Section 12(g) of the Act:
    7.85% Class A Accounts Receivable Trust Certificates, Series 1994-3
    Class A Floating Rate Accounts Receivable Trust Certificates, Series 2001-1 Class A Floating Rate Accounts Receivable Trust Certificates, Series 2002-1 Class A Floating Rate Accounts Receivable Trust Certificates, Series 2002-2


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.     YES  X         NO
                                           ----          ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act).     YES            NO  X
                                           ----          ----

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: None.


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                INTRODUCTORY NOTE

American Express Centurion Bank and American Express Receivables Financing Corporation are the co-originators of the issuer and registrant, the American Express Master Trust. Pursuant to a no-action request to the Securities and Exchange Commission (no-action request of American Express Credit Account Master Trust publicly available December 6, 1996), the registrant is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable".


                                     PART I

Item 1.  Business

         Not Applicable.


Item 2.  Properties

         The American Express Master Trust (the "Trust") was formed pursuant to a Master Pooling and Servicing Agreement, dated as of June 30, 1992, which was amended by the Amended and Restated Master Pooling and Servicing Agreement, dated as of May 1, 1998, as amended by the First Amendment to the Amended and Restated Master Pooling and Servicing Agreement, dated as of October 1, 2001 (the "Agreement"), among American Express Receivables Financing Corporation and American Express Centurion Bank, as transferors (the "Transferors"), American Express Travel Related Services Company, Inc. as servicer (the "Servicer"), and The Bank of New York, as trustee (the "Trustee"). American Express Centurion Bank was added as a transferor in May 1998. American Express Receivables Financing Corporation ("RFC") was incorporated in the state of Delaware on July 30, 1991 and is a wholly owned subsidiary of American Express Travel Related Services Company, Inc. ("TRS"). Its principal executive offices are located at 200 Vesey Street, New York, New York, 10285. TRS was incorporated in the state of New York on May 3, 1982 and is a wholly owned subsidiary of American Express Company ("American Express"). Its principal executive offices are located at 200 Vesey Street, New York, New York, 10285. American Express Centurion Bank was incorporated under Delaware banking laws as a limited service bank in 1985. As of July 1, 1996, its business was combined by merger with another subsidiary of TRS that is a Utah-chartered, FDIC-insured industrial loan company. The surviving institution was renamed American Express Centurion Bank ("Centurion"). Its principal executive offices are located at 4315 South 2700 West, Salt Lake City, Utah, 84184.

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

         The Trust does not engage in any business activity other than acquiring and holding the Trust Assets, issuing Certificates, making payments thereon and related activities. Pursuant to the Agreement, the Trustee will hold the Trust Assets in trust for the benefit of the holders of the Certificates, and TRS or any successor servicer, as the Servicer, will be responsible for the administration and servicing of the Receivables. The Trust has issued eleven Series of Certificates, of which four are outstanding:

         .  7.85% Class A Accounts Receivable Trust Certificates, Series 1994-3

         . Class A Floating Rate Accounts Receivable Trust Certificates, Series 2001-1

         . Class A Floating Rate Accounts Receivable Trust Certificates, Series 2002-1

         . Class A Floating Rate Accounts Receivable Trust Certificates, Series 2002-2

         The 5.90% Class A Accounts Receivable Trust Certificates, Series 1998-1, were paid in full on May 15, 2003, and the Class A Floating Rate Accounts Receivable Trust Certificates, Series 1996-1, were paid in full on September 15, 2003.

         Information concerning the performance of the Trust Assets for each monthly due period of the Trust is contained in monthly Servicer's reports provided to the Trustee and filed monthly on Form 8-K, and information concerning distributions made on the Investor Certificates is contained in payment date statements prepared by the Servicer and also filed monthly on Form 8-K. The Servicer has prepared a report that sets forth, with respect to certain of the items reported on monthly in the monthly Servicer's reports, the aggregate amount of such items for the full year 2003 or, as applicable, the amount of such items as of December 28, 2003. This annual report is filed herewith as Exhibit 99.3.


Item 3.  Legal Proceedings

         The Registrant knows of no material legal proceedings with respect to the Trust, involving the Trust, the Trust Assets, RFC, Centurion or the Trustee, exclusive of ordinary routine litigation incidental to the duties of the Servicer, the co-originators or the Trustee under the Agreement.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         (a) The Registrant has no voting stock or class of common stock outstanding as of the date of this report. To the Registrant's knowledge, there is no established public trading market for the Investor Certificates.

         (b) The Certificates representing investors' interests in the Trust were delivered in book-entry form through the facilities of the Depository Trust Company ("DTC") and the nominee for DTC, Cede & Co., is the sole registered holder of the Certificates.

         (c)      Not Applicable.


Item 6.  Selected Financial Data

         Not Applicable.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable.


Item 8.  Financial Statements and Supplementary Data

         Not Applicable.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


Item 9A. Controls and Procedures

         Not Applicable.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Not Applicable.


Item 11. Executive Compensation

         Not Applicable.


Item 12. Security Ownership of Certain Beneficial Owners and Management

         (a) The Investor Certificates were delivered in book-entry form through the facilities of DTC. As a consequence, the sole registered holder of Investor Certificates is Cede & Co., the nominee of DTC. An investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in limited circumstances. Cede & Co. holds the Investor Certificates on behalf of brokers, dealers, banks and other direct participants in the DTC system. DTC participants may own Investor Certificates for their own account or hold them for the accounts of their customers. As of March 4, 2004, the following DTC participants held positions in Investor Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Investor Certificates of the relevant class of each Series outstanding on that date. Information on DTC participants' held positions is provided by DTC.



                                                         Principal
                                                         Amount of      Percent
                                     Name                Certificates   of Class
                                     ----                ------------   --------
                  7.85% CLASS A
                  ACCOUNTS
                  RECEIVABLE TRUST
                  CERTIFICATES,
                  SERIES 1994-3:     State Street Bank
                                      and Trust Company   $88,698,000    29.57%

                                     JP Morgan Chase      $47,382,000    15.79%

                                     Bank of New York     $22,000,000     7.33%

                                     BGI/IBT Co.          $15,970,000     5.32%

                                     Wells Fargo          $15,943,000     5.31%

                                     Citibank, NA         $15,912,000     5.30%


                  CLASS A FLOATING
                  RATE ACCOUNTS
                  RECEIVABLE TRUST
                  CERTIFICATES,
                  SERIES 2001-1:     Bank of New York    $214,680,000    28.62%

                                     JP Morgan Chase     $172,275,000    22.97%

                                     Northern Trust
                                      Company            $101,170,000    13.49%

                                     State Street Bank
                                      and Trust Company   $99,505,000    13.27%

                                     Citibank, NA         $50,000,000     6.67%


                  CLASS A FLOATING
                  RATE ACCOUNTS
                  RECEIVABLE TRUST
                  CERTIFICATES,
                  SERIES 2002-1:     JP Morgan Chase     $192,905,000    25.72%

                                     Bank of New York    $142,305,000    18.97%

                                     Northern Trust
                                      Company             $81,670,000    10.89%

                                     Investors Bank       $58,575,000     7.81%

                                     Mellon Trust
                                      Company             $57,670,000     7.69%

                                     Brown Brothers
                                      Harriman            $45,400,000     6.05%




                                                         Principal
                                                         Amount of      Percent
                                     Name                Certificates   of Class
                                     ----                ------------   --------
                  CLASS A FLOATING
                  RATE ACCOUNTS
                  RECEIVABLE TRUST
                  CERTIFICATES,
                  SERIES 2002-2:     State Street Bank
                                      and Trust Company  $223,459,000    22.34%

                                     JP Morgan Chase     $179,765,000    17.98%

                                     Northern Trust
                                      Company            $160,655,000    16.06%

                                     Mellon Trust
                                      Company            $158,507,000    15.85%

                                     Bank of New York    $119,025,000    11.90%

                                     Citibank, NA         $59,334,000     5.93%



         The address of each of the above participants is:

         (a)      c/o The Depository Trust Company
                  55 Water Street
                  New York, New York 10041

         (b)      Not Applicable.

         (c)      Not Applicable.


Item 13. Certain Relationships and Related Transactions

         The Bank of New York acts as Trustee under the Agreement.


Item 14. Principal Accounting Fees and Services

         Not Applicable.

                                     PART IV


Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

         (a) The following documents are filed as part of this Annual Report on Form 10-K:

                  1. Power of Attorney for American Express Centurion Bank (filed as Exhibit 24.1).

                  2. Power of Attorney for American Express Receivables Financing Corporation (filed as Exhibit 24.2).

                  3. Annual Servicing Statement Delivered to the Trustee (filed as Exhibit 99.1).

                  4. Annual Accountant's Report of Ernst & Young LLP (filed as Exhibit 99.2).

                  5. Annual Report containing Aggregate Information for the Fiscal Year (filed as Exhibit 99.3).

                  6.       Certifications   pursuant   to  Section  302  of  the
                           Sarbanes-Oxley Act of 2002 (filed as Exhibits 99.4.1 and 99.4.2).


         (b)      Reports on Form 8-K:

                  The Trust has filed the following reports on Form 8-K since April 1, 2003:

                  1. Form 8-K, dated April 15, 2003, attaching the Monthly Servicer's Certificate for the due period February 27, 2003 through March 28, 2003.

                  2. Form 8-K, dated May 15, 2003, attaching the Monthly Servicer's Certificate for the due period March 29, 2003 through April 27, 2003.

                  3. Form 8-K, dated June 16, 2003, attaching the Monthly Servicer's Certificate for the due period April 28, 2003 through May 28, 2003.

                  4. Form 8-K, dated July 15, 2003, attaching the Monthly Servicer's Certificate for the due period May 29, 2003 through June 27, 2003.

                  5. Form 8-K, dated August 15, 2003, attaching the Monthly Servicer's Certificate for the due period June 28, 2003 through July 28, 2003.

                  6. Form 8-K, dated September 15, 2003, attaching the Monthly Servicer's Certificate for the due period July 29, 2003 through August 27, 2003.

                  7. Form 8-K, dated October 15, 2003, attaching the Monthly Servicer's Certificate for the due period August 28, 2003 through September 27, 2003.

                  8. Form 8-K, dated November 17, 2003, attaching the Monthly Servicer's Certificate for the due period September 28, 2003 through October 27, 2003.

                  9. Form 8-K, dated December 15, 2003, attaching the Monthly Servicer's Certificate for the due period October 28, 2003 through November 26, 2003.

                  10. Form 8-K, dated January 15, 2004, attaching the Monthly Servicer's Certificate for the due period November 27, 2003 through December 28, 2003.

                  11. Form 8-K, dated February 17, 2004, attaching the Monthly Servicer's Certificate for the due period December 29, 2003 through January 28, 2004.

                  12. Form 8-K, dated March 15, 2004, attaching the Monthly Servicer's Certificate for the due period January 29, 2004 through February 27, 2004.


                  (c)      Exhibits:

                  4.1 Amended and Restated Master Pooling and Servicing Agreement, dated as of May 1, 1998, among American Express Receivables Financing Corporation and American Express Centurion Bank, as Transferors,
                           American Express Travel Related Services Company, Inc., as Servicer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-A12G of the registrant, dated as of May 27, 1998, File Nos. 000-21424-00 and 000-21424-01).

                  4.2 First Amendment to Amended and Restated Master Pooling and Servicing Agreement, dated as of October 1, 2001 (incorporated by reference to Exhibit 4.2 of Form 8-A12G of the registrant, dated as of January 18, 2002, File No. 000-33337).

                  4.3 Series 1994-3 Supplement, dated as of September 1, 1994, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 7 of Form 8-K of the registrant, dated as of September 12, 1994, File No. 33-47812).

                  4.4 Series 2001-1 Supplement, dated as of November 7, 2001, supplementing the Amended and Restated Pooling and Servicing Agreement, dated as of May 1, 1998, as amended by the First Amendment, dated as of October 1, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K of the registrant, dated as of November 7, 2001, File No. 33-47812).

                  4.5 Series 2002-1 Supplement, dated as of January 18, 2002, supplementing the Amended and Restated Pooling and Servicing Agreement, dated as of May 1, 1998, as amended by the First Amendment, dated as of October 1, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K of the registrant, dated as of January 18, 2002, File No. 33-47812).

                  4.6 Series 2002-2 Supplement, dated as of June 18, 2002, supplementing the Amended and Restated Pooling and Servicing Agreement, dated as of May 1, 1998, as amended by the First Amendment, dated as of October 1, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K of the registrant, dated as of June 18, 2001, File No. 33-47812).

                  10.1 Receivable Purchase Agreement, dated as of June 30, 1992, between American Express Receivables Financing Corporation, as purchaser, and American Express Travel Related Services Company, Inc., as seller (incorporated by reference to Exhibit 4(b) to the Registration Statement filed on behalf of American Express Master Trust, Series 1992-1, File No. 33-47812).

                  10.2 Amendment No. 1 to Receivable Purchase Agreement, dated as of September 12, 1994, between American
                           Express Receivables Financing Corporation, as purchaser, and American Express Travel Related Services Company, Inc., as seller (incorporated by reference to Exhibit 4 of Form 8-K of the registrant, dated as of September 12, 1994, File No. 33-47812).

                  10.3 Amendment No. 2 to Receivable Purchase Agreement, dated as of August 7, 1997, between American Express Receivables Financing Corporation, as purchaser, and American Express Travel Related Services Company, Inc., as seller (incorporated by reference to Exhibit
                           20.3 of Form 8-K of the registrant dated August 14, 1997, File No. 33-47812).

                  24.1     Power of Attorney for Centurion.

                  24.2     Power of Attorney for RFC.

                  99.1     Annual Servicing Statement Delivered to the Trustee.

                  99.2     Annual Accountant's Report of Ernst & Young LLP.

                  99.3 Annual Report Containing Aggregate Information for the Fiscal Year.

                  99.4.1 Certification of Traci L. Memmott pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  99.4.2   Certification  of Leslie R.  Scharfstein  pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMERICAN EXPRESS MASTER TRUST
                                          Registrant

                                          By: AMERICAN EXPRESS CENTURION BANK,
                                             Co-Originator of the Trust

                                          By: /s/ Traci L. Memmott
                                              --------------------------------
                                              Traci L. Memmott
                                              Chief Financial Officer
                                              (Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

               *
----------------------------------
Ashwini Gupta                             Director and Chairman


               *
----------------------------------
Frank L. Skillern                         Director and Chairman Emeritus


/s/ L. Craig Downs
----------------------------------
L. Craig Downs                            Director, President and
                                          Chief Operating Officer

               *
----------------------------------
Roger O. Goldman                          Director


               *
----------------------------------
Jon C. Patton                             Director

               *
----------------------------------
Jay B. Stevelman                          Director


               *
----------------------------------
Roslyn M. Watson                          Director


* By:  /s/ Tim Heine
      ----------------------------
      Tim Heine
      Attorney-in-Fact


March 24, 2004

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMERICAN EXPRESS MASTER TRUST
                                          Registrant

                                          By:  AMERICAN EXPRESS RECEIVABLES
                                               FINANCING CORPORATION,
                                               Co-Originator of the Trust

                                          By:  /s/ Leslie R.Scharfstein
                                               ----------------------------
                                               Leslie R. Scharfstein
                                               President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                *
----------------------------------
Leslie R. Scharfstein                     President
                                          (Principal Executive Officer)


                *
----------------------------------
John D. Koslow                            Vice President and Treasurer
                                          (Principal Finance Officer and
                                          Principal Accounting Officer)

                *
----------------------------------
Stephen P. Norman                         Director



                *
----------------------------------
Walker C. Tompkins, Jr.                   Director



                *
----------------------------------
David L. Yowan                            Director




* By: /s/ Leslie R. Scharfstein
      ---------------------------
      Leslie R. Scharfstein
      Attorney-in-Fact


March 24, 2004

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference (*indicates exhibits electronically filed herewith).

4.1 Amended and Restated Master Pooling and Servicing Agreement, dated as of May 1, 1998, among American Express Receivables Financing
         Corporation and American Express Centurion Bank, as Transferors, American Express Travel Related Services Company, Inc., as Servicer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-A12G of the registrants, dated as of May 27, 1998, File Nos. 000-21424-00 and 000-21424-01).

4.2 First Amendment to Amended and Restated Master Pooling and Servicing Agreement, dated as of October 1, 2001 (incorporated by reference to Exhibit 4.2 of Form 8-A12G of the registrants, dated as of January 18, 2002, File No. 000-33337).

4.3 Series 1994-3 Supplement, dated as of September 1, 1994, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 7 of Form 8-K of the registrant, dated as of September 12, 1994, File No. 33-47812).

4.4 Series 2001-1 Supplement, dated as of November 7, 2001, supplementing the Amended and Restated Pooling and Servicing Agreement, dated as of May 1, 1998, as amended by the First Amendment, dated as of October 1, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K of the registrant, dated as of November 7, 2001, File No. 33-47812).

4.5 Series 2002-1 Supplement, dated as of January 18, 2002, supplementing the Amended and Restated Pooling and Servicing Agreement, dated as of May 1, 1998, as amended by the First Amendment, dated as of October 1, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K of the registrant, dated as of January 18, 2002, File No. 33-47812).

4.6 Series 2002-2 Supplement, dated as of June 18, 2002, supplementing the Amended and Restated Pooling and Servicing Agreement, dated as of May 1, 1998, as amended by the First Amendment, dated as of October 1, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K of the registrant, dated as of June 18, 2001, File No. 33-47812).

10.1 Receivable Purchase Agreement, dated as of June 30, 1992, between American Express Receivables Financing Corporation, as purchaser, and American Express Travel Related Services Company, Inc., as seller (incorporated by reference to Exhibit 4(b) to the Registration Statement filed on behalf of American Express Master Trust, Series 1992-1, File No. 33-47812).

10.2 Amendment No. 1 to Receivable Purchase Agreement, dated as of September 12, 1994, between American Express Receivables Financing Corporation, as purchaser, and American Express Travel Related Services Company, Inc., as seller (incorporated by reference to Exhibit 4 of Form 8-K of the registrant, dated as of September 12, 1994, File No. 33-47812).

10.3 Amendment No. 2 to Receivable Purchase Agreement, dated as of August 7, 1997, between American Express Receivables Financing Corporation, as purchaser, and American Express Travel Related Services Company, Inc., as seller (incorporated by reference to Exhibit 20.3 of Form 8-K of the registrant dated August 14, 1997, File No. 33-47812).

24.1*    Power of Attorney for Centurion.

24.2*    Power of Attorney for RFC.

99.1*    Annual Servicing Statement Delivered to the Trustee.

99.2*    Annual Accountant's Report of Ernst & Young LLP.

99.3*    Annual Report Containing Aggregate Information for the Fiscal Year.

99.4.1* Certification of Traci L. Memmott to Section 302 of the Sarbanes-Oxley Act of 2002.

99.4.2* Certification of Leslie R. Scharfstein to Section 302 of the Sarbanes-Oxley Act of 2002.